Form 10-K/A
period 2003-03-31
WACHOVIA COMMERCIAL MORT PASS THRU CERT SER 2002 C1
filed 2003-07-31
CIK 1173936

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Lennar Partners, Inc., as Special Servicer <F1>
       b) Wachovia Bank, National Association, as Master Servicer <F1>


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

  <F1> Filed herewith.





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

  Dated: July 11, 2003

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


      Date: July 11, 2003


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


Ex-99.1 (a)


Deloitte & Touche LLP
Certified Public Accountants
Suite 400
200 South Biscayne Boulevard
Miami, Florida 33131-2310

Ph: (305) 372-3100
Fax: (305) 372-3160
www.us.deloitte.com


Deloitte
& Touche (logo)


INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors of
Lennar Partners, Inc.:

We have examined management's assertion about Lennar Partners, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as applicable to the special servicing of commercial and multifamily mortgage loans as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum-servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP
February 15, 2003

Deloitte
Touche
Tohmatsu  (logo)

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



Ex-99.2 (a)


LENNAR PARTNERS
An LNR Company (logo)


March 1, 2003

Wells Fargo Bank Minnesota, NA
Corporate Trust Department
9062 Old Annapolis Road
Columbia, MD 21045-1951
Attention: Corporate Trust Services (CMBS)
           Wachovia Bank Commercial Mortgage Trust, Series 2002-C1

RE: Annual Independent Public Accountant's Servicing Report
    Wachovia Bank Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2002-C1

To Whom It May Concern:

As of and for the year ended December 31, 2002, Lennar Partners, Inc. has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers applicable to the commercial and multifamily mortgages for the special servicer as noted in the attachment to this assertion. As of and for this same period, Lennar Partners, Inc. had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy in the amount of $10,000,000.

Sincerely,

LENNAR PARTNERS, INC.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President

cc: Wachovia Bank, NA
    NC 1075, 8739 Research Drive-URP4
    Charlotte, NC 28262-1075
    Wachovia Bank Commercial Mortgage Trust

1601 Washington Avenue * Suite 700 * Miami Beach, Florida 33139
Telephone: (305) 695-5600 * Fax: (305) 695-5601

Wachovia Bank Commercial Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2002-C1
Page 2

Wachovia Commercial Mortgage Securities, Inc.
301 South College Street
Charlotte, NC 28288
William J. Cohane

Moody's Investor's Service, Inc.
99 Church Street, 4th Floor
New York, NY 10007
Commercial Mortgage Surveillance Group

Standard & Poor's Rating Services, Inc.
55 Water Street
New York, NY 10041-0003
Commercial Mortgage Surveillance Group

Wachovia Bank, NA
301 South College Street
Charlotte, NC 28288-1075
William J. Cohane

Greenwich Capital Markets, Inc.
600 Steamboat Road
Greenwich, CT 06830
Paul Stevelman, Esq., Andy Snow, and Philip Holmes

Nomura Securities International, Inc.
2 World Financial Center, Building B
New York, NY 10281-1198
Legal Department

Ex-99.2 (b)

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


Ex-99.3 (a)


CERTIFICATE OF OFFICER
OF LENNAR PARTNERS, INC.

Pooling and Servicing Agreement (the "Agreement") dated as of May 11, 2002, among WACHOVIA COMMERCIAL MORTGAGE SECURITIES, INC. as Depositor, WACHOVIA BANK, N.A., as Master Servicer, LENNAR PARTNERS, INC., as Special Servicer, and WELLS FARGO BANK MINNESOTA, NATIONAL ASSOCIATION, as Trustee. (WBCMT 2002-C1)

The undersigned, Susan K. Chapman, as Vice President of LENNAR PARTNERS, INC., a Florida Corporation (the "Company"), in accordance with Section 3.13 of the Agreement, does hereby certify on behalf of the Company that (i) a review of the activities of the Company during the year ended December 31, 2002 and of the Company's performance under the Agreement has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects through such period ended December 31, 2002 and (iii) the Company has received no notice regarding qualification, or challenging the status, of the ED Loan REMIC, REMIC I, REMIC II as a REMIC from the Internal Revenue Service or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned has executed and delivered this Certificate as of the 1st day of March, 2003.

/s/ Susan K. Chapman
Susan K. Chapman
Vice President
Lennar Partners, Inc.


Ex-99.3 (b)

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